Form 10-K
period 2006-12-31
Morgan Stanley Mortgage Loan Trust 2006-14SL
filed 2007-04-02
CIK 1378354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-130684-14

Morgan Stanley Mortgage Loan Trust 2006-14SL
(Exact name of issuing entity as specified in its charter)

Morgan Stanley Capital I Inc.
(Exact name of registrant/depositor as specified in its charter)

Morgan Stanley Mortgage Capital Inc.
(Exact name of sponsor as specified in its charter)
New York	56-2642718 56-2642717
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

135 S. LaSalle St., Chicago, IL 60603
(Address of principal executive offices of issuing entity)

(312) 904-7323
(Issuing entity's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15

PART I

Item 1. Business.
Not Applicable

Item 1A. Risk Factors.
Not Applicable

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Not Applicable

Item 3. Legal Proceedings.
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Not Applicable

Item 6. Selected Financial Data.
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 8. Financial Statements and Supplementary Data.
Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable

Item 9A. Controls and Procedures.
Not Applicable

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governances.
Not Applicable

Item 11. Executive Compensation.
Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not Applicable

Item 13, Certain Relationships and Related Transactions, and Director Independences.
Not Applicable

Item 14. Principal Accounting Fees and Services.
Not Applicable

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None

Item 1117 of Regulation AB. Legal Proceedings.
None

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
None

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Exhibits 33 and 34

Item 1123 of Regulation AB. Servicer Compliance Statement
See Exhibit 35

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable
     (2) Not Applicable
     (3) The required exhibits are listed below, all of which were filed as part of the Registrant’s Current Report on Form 8-K filed on November 14, 2006), and which are incorporated by reference:
Exhibit Number	Description
4.1	Trust Agreement dated as of October 1, 2006 between Morgan Stanley Capital I Inc., as Depositor, and LaSalle Bank National Association, as Trustee.
10.1	Mortgage Loan Purchase Agreement dated as of October 1, 2006 between Morgan Stanley Capital I Inc., as Purchaser, and Morgan Stanley Mortgage Capital Inc., as Seller.
10.2	Servicing Agreement dated as of October 1, 2006 between Morgan Stanley Mortgage Capital I Inc., as Owner, and GMAC Mortgage Corporation, as Servicer.
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
35(a)	Servicer compliance statement, GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:

(31) Rule 13a-14(d)/15d-14(d) Certifications.
(33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
2.	LaSalle Bank National Association, as Trustee and Custodian

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
1.	GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
2.	LaSalle Bank National Association, as Trustee and Custodian

(35) Servicer Compliance Statements:
1.	GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
2.	LaSalle Bank National Association, as Trustee

(c) Not Applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

March 30, 2007	/s/ Valerie Kay
By: Valerie Kay
Title: Vice President

EXHIBIT INDEX
Exhibit Number	Description
4.1	Trust Agreement dated as of October 1, 2006 between Morgan Stanley Capital I Inc., as Depositor, and LaSalle Bank National Association, as Trustee.
10.1	Mortgage Loan Purchase Agreement dated as of October 1, 2006 between Morgan Stanley Capital I Inc., as Purchaser, and Morgan Stanley Mortgage Capital Inc., as Seller.
10.2	Servicing Agreement dated as of October 1, 2006 between Morgan Stanley Mortgage Capital I Inc., as Owner, and GMAC Mortgage Corporation, as Servicer.
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
35(a)	Servicer compliance statement, GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee